Form 10-K
STRUCTURED ASS MO INV INC WSH MUT MO L T MO P TH CE SE 01-1
filed 2002-01-10
CIK 1133625

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2001

                        Commission file number:  333-51279-11


                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
          (as seller, Washington Mutual Bank, FA, in its capacity as mortgage loan seller and in its capacity as originator and in its capacity as master servicer, and Bankers Trust Company of California, N.A., as trustee).

          STRUCTURED ASSET  MORTGAGE INVESTMENTS INC. WASHINGTON MUTUAL LOAN
             TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-1
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                    13-3633241
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           245 PARK AVENUE
           NEW YORK, NEW YORK                          10167
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 272-2000

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2001: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 2001:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Remittance Statement to the Certificateholders dated as of February 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of March 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of April 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on May 18, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of May 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on June 6, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of June 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on July 13, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of July 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on August 8, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of August 27, 2001, and filed with the Securities and Exchange Commission on Form 8-K on September 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on October 24, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on November 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on December 7, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 7, 2002.


     PART I

     ITEM 1.  Business.

     The trust fund (the "Trust") created pursuant to a Pooling and Servicing Agreement dated as of January 1, 2001 (the "Pooling and Servicing Agreement") among Structured Asset Mortgage Investments Inc., a Delaware corporation, as seller (the "Seller"), Washington Mutual Bank ("Washington Mutual"), in its capacity as originator (the "Originator") and in its capacity as master servicer (the "Master Servicer"), and Bankers Trust Company of California, N.A., a national banking association, as trustee, (the "Trustee").

     The Washington Mutual Mortgage Loan Trust Mortgage Pass-Through Certificates, Series 2001-1 (the "Certificates") will consist of the classes of Certificates offered under the Prospectus Supplement to the Prospectus dated November 24, 2000 (the "Offered Certificates") in addition to the other classes of Certificates (the "Other Certificates"), which are not being offered.

     The Certificates will evidence in the aggregate the entire beneficial ownership interest in the Trust. The Trust will consist of (i) the Mortgage Loans; (ii) such assets as from time to time are identified as deposited in respect of the Mortgage Loans in the accounts established for the collection of payments on the Mortgage Loans serviced by the Master Servicer and in the Certificate Account and belonging to the Trust; (iii) property acquired by foreclosure of such Mortgage Loans or by deed in lieu of foreclosure; (iv) any applicable insurance policies; and (v) all proceeds of the foregoing.

     The Certificates will evidence in the aggregate the entire beneficial ownership interest in the Trust. The Trust will consist of (I) the Mortgage Loans (other than the Retained Interest); (ii) such assets as from time to time are identified as deposited in respect of the Mortgage Loans in the accounts established for the collection of payments on the Mortgage Loans serviced by the Master Servicer and in the Certificate Account and belonging to the Trust; (iii) property acquired by foreclosure of such Mortgage Loans or by deed in lieu of foreclosure;
     (iv) and applicable insurance policies; and (v) all proceeds of the foregoing.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K.
     There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Depositor owns no property. The Structured Asset Mortgage Investments Inc. Washington Mutual Loan Trust Mortgage Pass-Through Certificates, Series 2001-1, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Structured Asset Mortgage Investments Inc. Washington Mutual Loan Trust Mortgage Pass-Through Certificates, Series 2001-1 represents, in the aggregate, the beneficial ownership in a trust fund consisting of the Mortgage Certificates. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's Structured Asset Mortgage Investments Inc. Washington Mutual Loan Trust Mortgage Pass-Through Certificates, Series 2001-1 are treated as "common equity."

     (a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 2001 was: 5.

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, do not provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.


     Monthly Remittance Statement to the Certificateholders dated as of February 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of March 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of April 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on May 18, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of May 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on June 6, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of June 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on July 13, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of July 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on August 8, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of August 27, 2001, and filed with the Securities and Exchange Commission on Form 8-K on September 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on October 24, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on November 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on December 7, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 7, 2002.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after March 31, 2002.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after March 31, 2002.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2001, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS A
     $357,796,100
     100.0%

     BEAR STEARNS SECURITIES CORP
     245 PARK AVENUE
     NEW YORK, NEW YORK, 10167
     SERIES 2001-1
     CLASS R
     $100
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS M-1
     $5,307,500
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS M-2
     $732,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS M-3
     $732,000
     100.0%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.


     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:


     EXHIBITS


     Monthly Remittance Statement to the Certificateholders dated as of February 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of March 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of April 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on May 18, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of May 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on June 6, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of June 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on July 13, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of July 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on August 8, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of August 27, 2001, and filed with the Securities and Exchange Commission on Form 8-K on September 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on October 24, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on November 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on December 7, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 7, 2002.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after March 31, 2002.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after March 31, 2002.


     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on November 21, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on December 7, 2001.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 7, 2002.


     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2001.


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  January 9, 2002


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Remittance Statement to the Certificateholders dated as of February 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     1.2 Monthly Remittance Statement to the Certificateholders dated as of March 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2001.

     1.3 Monthly Remittance Statement to the Certificateholders dated as of April 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on May 18, 2001.

     1.4 Monthly Remittance Statement to the Certificateholders dated as of May 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on June 6, 2001.

     1.5 Monthly Remittance Statement to the Certificateholders dated as of June 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on July 13, 2001.

     1.6 Monthly Remittance Statement to the Certificateholders dated as of July 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on August 8, 2001.

     1.7 Monthly Remittance Statement to the Certificateholders dated as of August 27, 2001, and filed with the Securities and Exchange Commission on Form 8-K on September 21, 2001.

     1.8 Monthly Remittance Statement to the Certificateholders dated as of September 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on October 24, 2001.

     1.9 Monthly Remittance Statement to the Certificateholders dated as of October 25, 2001, and filed with the Securities and Exchange Commission on Form 8-K on November 21, 2001.

     2.0 Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on December 7, 2001.

     2.1 Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 7, 2002.